Form 10-K
period 2004-12-31
Household Automotive Trust 2004-1
filed 2005-03-30
CIK 1298614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-100512-04

HOUSEHOLD AUTOMOTIVE TRUST 2004-1
(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Auto Receivable Asset-Backed Notes, Series 2004-1 Class A-1 Notes Class A-2 Notes Class A-3 Notes Class A-4 Notes	None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Auto Receivables Corporation (the "Seller") is the seller under the Master Sale and Servicing Agreement dated as of July 28, 2004 (the "Sale and Servicing Agreement") by and among Household Automotive Trust 2004-1, as Issuer, Household Auto Receivables Corporation, as Seller, HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Master Servicer (the "Master Servicer"), U.S. Bank National Association, as Indenture Trustee (the "Trustee") and HSBC Bank USA, National Association, as Administrator (the "Administrator"), with respect to the Series 2004-1 Notes (the "Notes").

The Notes consist of four classes of notes. As of December 31, 2004, the outstanding principal balance of the Series 2004-1 Notes was approximately $585,107,780 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $1,023,390,553. A reserve account held for the benefit of the Noteholders had a balance of approximately $31,670,200. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller, the Adminstrator or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. At March 24, 2005, there were less than 300 holders of record of each class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Note Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures. Not Applicable.
Item 9B. Other Information.
Note Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the Outstanding principal amount of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The Class A-1 Notes paid in full on February 17, 2005. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 9, 2005. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2004-1 Class A-1 Noteholders
None
Series 2004-1 Class A-2 Noteholders
Deutsche Bank Securities Inc. 1251 Avenue of the Americas New York, NY 10020	$40,000	22.35%
Wells Fargo Bank, National Association 733 Marquette Avenue Minneapolis, MN 55479	$34,900	19.50%
Wachovia Bank N.A. - Phila Main 530 Walnut Street, 1st Floor Philadelphia, PA 19101	$31,000	17.32%
Manufacturers and Traders Trust Company P.O. Box 1377 Buffalo, New York 14240	$15,000	8.38%
Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$13,500	7.54%
PNC Bank, National Association 8800 Tinicum Blvd. T MS F-6-F266-02-2 Philadelphia, PA 19153	$10,000	5.59%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2004-1 Class A-3 Noteholders
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$90,080	47.41%
The Northern Trust Company Processoral C-IN Chicago, IL 60607	$13,600	7.16%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$36,060	18.98%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$15,250	8.03%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$29,855	15.71%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2004-1 Class A-4 Noteholders
The Bank of New York One Wall Street New York, NY 10286	$26,800	17.18%
Mellon Trust of New England, N.A. 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$61,905	39.68%
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$50,180	32.17%
Item 13. Certain Relationships and Related Transactions.

Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Not Applicable.

(a) (3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2004, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2004
Exhibit 99(b)	Independent Accountant's Report dated March 1, 2005

Exhibit 99(c)	Annual Certificate as to Compliance dated March 1, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly Caused this report to be signed on behalf of the Household Automotive Trust 2004-1 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD AUTOMOTIVE TRUST 2004-1 (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President - Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Automotive Trust 2004-1;
    Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;
    I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and
    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association, HSBC Bank USA, National Association and The Depository Trust Company.

Date: March 24, 2005

/s/ Edgar D. Ancona

Edgar D. Ancona

Senior Vice President - Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2004
Exhibit 99(b)	Independent Accountants' Report dated March 1, 2005

Exhibit 99(c)	Annual Certificate as to Compliance dated March 1, 2005